Form 10-Q
period 2026-06-30
SeeQC, Inc.
filed 2026-08-28
CIK 1779977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File No. 333-296251

SeeQC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5117037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Clearbrook Road

Suite 170

Elmsford, New York 10523

(914) 222-1666

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 25, 2026, there were 11,085,204 shares of common stock, par value $0.0001 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy, our plans for the development and commercialization of our quantum computing technologies, our future research and development costs, and our plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	estimates of our addressable market, market growth, future revenue, key performance indicators, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations, including through the proposed underwritten public offering, and our expectations regarding the sufficiency of our cash and cash equivalents to fund our operating plan;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	the implementation of our business model and our strategic plans for our business and technology, including the development and commercialization of our quantum computing system on a chip;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology;

●	developments relating to our competitors and the quantum computing industry, including the pace of technological advancement across competing qubit modalities and the timeline to fault-tolerant, commercially scalable quantum systems;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance; and

●	our ability to remediate the material weaknesses in our internal control over financial reporting and to operate as a public company.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail under the heading “Risk Factors” in the final prospectus relating to our previously contemplated merger with Allegro Merger Corp., dated July 1, 2026 and filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on July 1, 2026 (the “Prospectus”), which is incorporated by reference into Part II, Item 1A of this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

SEEQC, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1-FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	SeeQC, Inc. and Subsidiaries Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1
	SeeQC, Inc. and Subsidiaries Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025	3
	SeeQC, Inc. and Subsidiaries Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025	4
	SeeQC, Inc. and Subsidiaries Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II-OTHER INFORMATION		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
SIGNATURES		33

i

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

SEEQC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$18,116	$27,967
Accounts receivable	1,143	789
Contract assets	261	121
Prepaid expenses and other current assets	234	111
Total current assets	19,754	28,988
Property and equipment, net	5,190	4,084
Finance right-of-use assets	524	961
Operating right-of-use assets	1,433	1,436
Deferred offering costs	2,650	858
Other assets	288	190
Total assets	$29,839	$36,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,218	$1,048
Accrued expenses and other current liabilities	2,086	1,602
Contract liabilities	349	—
Current portion of finance lease liabilities	139	223
Total current liabilities	4,792	2,873
Finance lease liabilities, net of current portion	225	489
Operating lease liabilities	1,752	1,579
Deferred tax liability	—	92
Total liabilities	$6,769	$5,033
Commitments and contingencies (Note 14)
Stockholders’ equity:
Series X convertible preferred stock, $0.0001 par value per share; 1,012,625 shares authorized as of June 30, 2026 and December 31, 2025; 779,240 and 769,114 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (aggregate liquidation preference $19,238 and $18,988 as of June 30, 2026 and December 31, 2025, respectively)	—	—
Series A-2 convertible preferred stock, $0.0001 par value per share; 3,184,572 shares authorized, issued, and outstanding as of June 30, 2026 and December 31, 2025 (aggregate liquidation preference $22,568 as of June 30, 2026 and December 31, 2025)	—	—
Series SA-2 convertible preferred stock, $0.0001 par value per share; 1,745,625 shares authorized, issued, and outstanding as of June 30, 2026 and December 31, 2025 (aggregate liquidation preference $9,896 as of June 30, 2026 and December 31, 2025)	—	—
Series A-1 convertible preferred stock, $0.0001 par value per share; 1,059,058 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025 (aggregate liquidation preference $5,362 as of June 30, 2026 and December 31, 2025)	—	—

SEEQC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Series A convertible preferred stock, $0.0001 par value per share; 2,652,734 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025 (aggregate liquidation preference $17,220 as of June 30, 2026 and December 31, 2025)	—	—
Series Seed-2 convertible preferred stock, $0.0001 par value per share; 1,099,412 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025 (aggregate liquidation preference $4,033 as of June 30, 2026 and December 31, 2025)	—	—
Series Seed-1 convertible preferred stock, $0.0001 par value per share; 1,536,006 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025 (aggregate liquidation preference $2,827 as of June 30, 2026 and December 31, 2025)	—	—
Common stock, $0.0001 par value per share; 28,487,198 shares authorized as of June 30, 2026 and December 31, 2025; 10,761,714 and 10,670,829 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	88,669	87,273
Accumulated other comprehensive loss	(329)	(129)
Accumulated deficit	(65,271)	(55,661)
Total stockholders’ equity	23,070	31,484
Total liabilities and stockholders’ equity	$29,839	$36,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEQC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$937	$472	$1,793	$1,450
Operating costs and expenses:
Cost of revenue	609	426	1,207	1,288
Research and development	2,595	2,845	4,837	4,678
Selling, general and administrative	3,108	1,512	6,175	2,369
Grant income	(574)	(683)	(648)	(1,100)
Total operating costs and expenses	5,738	4,100	11,572	7,234
Loss from operations	$(4,801)	$(3,628)	$(9,778)	$(5,785)
Other expenses (income):
Interest income	(126)	(108)	(282)	(213)
Finance leases interest expense	12	28	35	57
Other expense (income), net	-	22	-	16
Loss before income tax expense	$(4,688)	$(3,570)	$(9,531)	$(5,645)
Income tax expense	50	-	79	-
Net loss	$(4,738)	$(3,570)	$(9,610)	$(5,645)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes	54	87	(200)	118
Total other comprehensive income (loss)	54	87	(200)	118
Total comprehensive loss	$(4,684)	$(3,483)	$(9,810)	$(5,527)

Net loss per share attributable to common stockholders – basic and diluted	$(0.44)	$(0.34)	$(0.90)	$(0.53)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	10,697,159	10,620,333	10,684,069	10,613,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEQC, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series X		Series A-2		Series SA-2		Series A-1		Series A		Series Seed-2		Series Seed-1		Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2024	-	-	1,773,460	-	1,745,625	-	1,059,058	-	2,652,734	-	1,099,412	-	1,536,006	-	10,577,374	$1	$56,382	$(247)	$(43,462)	$12,674
Issuance of Series A-2 preferred stock, net of $10 issuance costs	-	-	1,270,001	-	-	-	-	-	-	-	-	-	-	-	-	-	8,990	-	-	8,990
Stock options exercised	-	-	-	-	-	-	-	-	-	-	-	-	-	-	34,717	-	52	-	-	52
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55	-	-	31
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	31	-	31
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,075)	(2,075)
Balance as of March 31, 2025	-	-	3,043,461	-	1,745,625	-	1,059,058	-	2,652,734	-	1,099,412	-	1,536,006	-	10,612,091	$1	$65,479	$(216)	$(45,537)	$19,727
Issuance of Series A-2 preferred stock	-	-	141,111	10	-	-	-	-	-	-	-	-	-	-	-	-	1,000	-	-	1,010
Stock options exercised	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,500	-	23	-	-	23
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,184	-	-	1,184
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	87	-	87
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,570)	(3,570)
Balance as of June 30, 2025	-	-	3,184,572	10	1,745,625	-	1,059,058	-	2,652,734	-	1,099,412	-	1,536,006	-	10,649,591	$1	$67,686	$(129)	$(49,107)	$18,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Series X		Series A-2		Series SA-2		Series A-1		Series A		Series Seed- 2		Series Seed- 1		Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Balance as of December 31, 2025	769,114	-	3,184,572	-	1,745,625	-	1,059,058	-	2,652,734	-	1,099,412	-	1,536,006	-	10,670,829	$1	$87,273	$(129)	$(55,661)	$31,484
Issuance of Series X preferred stock, net of $0 issuance costs	10,126	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	257	-	-	257
Stock options exercised	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	333	-	-	333
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,872)	(4,872)
Balance as of March 31, 2026	779,240	-	3,184,572	-	1,745,625	-	1,059,058	-	2,652,734	-	1,099,412	-	1,536,006	-	10,670,839	$1	$87,863	$(383)	$(60,533)	$26,948
Issuance of Series X preferred stock, net of $0 issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-	-	-	-	-	49,737	-	40	-	-	40
Vesting of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	41,138	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	766	-	-	766
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	54	-	54
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,738)	(4,738)
Balance as of June 30, 2026	779,240	-	3,184,572	-	1,745,625	-	1,059,058	-	2,652,734	-	1,099,412	-	1,536,006	-	10,761,714	$1	$88,669	$(329)	$(65,271)	$23,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEQC, INC. AND SUBSIDIARIES
UNAUDITED CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,610)	$(5,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	674	484
Amortization of finance lease right-of-use assets	47	44
Stock-based compensation expense	1,099	1,239
Non-cash operating lease expense	3	86
Non-cash finance lease interest expense	30	51
Deferred tax asset	(163)	—
Change in operating assets and liabilities:
Accounts receivable	(362)	636
Contract assets	(140)	(38)
Prepaid expenses and other current assets	(124)	(395)
Other assets	(27)	(120)
Accounts payable	667	56
Accrued expenses and other current liabilities	(262)	(16)
Deferred revenue	349	(59)
Operating lease liabilities	173	(128)
Net cash used in operating activities	$(7,646)	$(3,805)
Cash flows from investing activities:
Purchases of property and equipment	$(1,410)	$(359)
Net cash flow used in investing activities	$(1,410)	$(359)
Cash flows from financing activities:
Proceeds from issuance of Series A-2 preferred stock	$—	$9,990
Proceeds from issuance of Series X preferred stock	257	—
Payment of deferred offering costs	(1,240)	—
Proceeds from the exercise of stock options	40	76
Principal payment on finance leases	(280)	(150)
Net cash (used in) provided by financing activities	$(1,223)	$9,916
Effect of exchange rate changes on cash	428	104
Net (decrease) increase in cash	(9,851)	5,856
Cash at beginning of year	27,967	9,584
Cash at end of period	$18,116	$15,440

Supplemental disclosure of cash flow information:
Deferred financing costs in accrued expenses	$1,410	$10
Reclassification of finance right-of-use asset to property and equipment upon purchase	$298	$—
Property and equipment in accrued expenses	$6	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of the Business

SeeQC, Inc. and its consolidated subsidiaries (“SEEQC”, or the “Company”) were formed to address the central challenge of realizing the significant commercial potential of quantum computing: building scalable systems capable of fault-tolerant operation. The Company’s chip-based solutions represent a digital infrastructure layer within the quantum computing value chain, designed to enable hardware developers and integrators across multiple qubit modalities to advance their systems toward scalable, fault-tolerant architectures. The Company’s technology tightly integrates quantum and classical computing environments. The Company is headquartered in Elmsford, New York, and has subsidiaries located in the United Kingdom and Italy.

SEEQC, Inc was incorporated as a Delaware corporation in 2018 by Hypres, Inc. (“Hypres” or the “Former Parent”), a leading developer of superconductor electronics. On April 22, 2019 (the “Effective Date”), the Company entered into an asset transfer agreement (or the “ATA Agreement”) with Hypres, pursuant to which Hypres agreed to transfer and assign to the Company certain intellectual property and other related assets in exchange for 6,400,000 shares of SEEQC Inc.’s common stock, par value $0.0001 per share, which was distributed to Hypres stockholders and warrant holders on a pro rata basis according to the fair value of the equity held in Hypres (the “Asset Transfer”). The Company determined that the Asset Transfer represented a transaction between entities under common control. As a result, the assets and liabilities were transferred from Hypres to the Company at Hypres’ carrying amounts on the Effective Date. As part of the ATA Agreement, the Company acquired $0.3 million of fixed assets and assumed a liability of $0.4 million due to Hypres for organizational expenses incurred as part of the formation of the Company.

Liquidity and Going Concern

Since its inception, the Company has funded its operations primarily with proceeds from issuances of its convertible preferred stock. The Company has incurred recurring losses and negative operating cash flows since its inception, including a net loss of $4.7 million and $3.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $9.6 million and $5.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $65.3 million and $55.7 million, respectively. The Company expects to incur additional losses as it invests in the research and development of its digital quantum computing platform for commercial businesses.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company currently does not have sufficient resources to meet its obligations and sustain operations for the twelve month period following the issuance of these unaudited condensed consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans include obtaining additional equity financing from new investors, such as an initial public offering, to meet its ongoing business objectives and its working capital and capital expenditure needs for at least the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. The Company will ultimately need to obtain additional equity financing to support its operations. However, additional funds may not be available on terms favorable to the Company or at all. Should the Company be unable to obtain adequate financing in the near term, the Company’s business, results of operations, liquidity and financial condition would be materially and negatively affected. There is no assurance that additional financing will be available when needed or that management of the Company will be able to obtain financing on terms acceptable to the Company.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information. These consolidated financial statements include the accounts of SEEQC, Inc., and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025, condensed consolidated statements of shareholders’ equity (deficit) for the six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025. There have been no changes to its significant accounting policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization and depletion. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company will evaluate the impact of the guidance on its financial statements in advance of the adoption date.

In June 2025, the FASB issued ASU 2025-03 — Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. This standard clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The ASU is effective for years beginning after December 15, 2026, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

3. Revenue Recognition

The Company’s revenue from contracts with customers by type of contract is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed price	$819	$472	$1,393	$1,405
Cost-reimbursable	118	—	400	45
Total revenue from customers	$937	$472	$1,793	$1,450

The following table summarizes the timing of revenue recognition from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$741	$360	$1,157	$1,092
Revenue recognized over time	196	112	636	358
Total revenue from customers	$937	$472	$1,793	$1,450

Contract Balances from Contracts with Customers

As of June 30, 2026 and December 31, 2025, the Company recognized $0.3 million and $0.1 million of contract assets, respectively. The contract asset is reclassified to accounts receivable when the customer is invoiced based on the contractual billing schedule.

Contract liabilities represent the dollar value of funded orders for work which has been invoiced or paid for and has not been performed. Contract liabilities activities are summarized as follows (in thousands):

	As of June 30, 2026	As of June 30, 2025
Balance at beginning of period	$—	$579
Recognition of revenue	—	—
Deferral of revenue	349	(59)
Balance at end of period	$349	$520

As of June 30, 2026, the Company had $0.3 million of deferred revenue recorded as a contract liability on its condensed consolidated balance sheet. As of December 31, 2025, the Company had no deferred revenue recorded on its condensed consolidated balance sheet.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

4. Property and Equipment

Property and equipment, net consists of the following as of the following periods (in thousands):

	As of June 30, 2026	As of December 31, 2025
Machinery and equipment	$11,936	$11,505
Furniture and fixtures	108	108
Computer network equipment	36	36
Leasehold improvements	1,091	1,108
Construction in progress	2,258	921
Total property and equipment	15,429	13,678
Less: accumulated depreciation	(10,239)	(9,594)
Property and equipment, net	$5,190	$4,084

Depreciation expense for the three months ended June 30, 2026 and June 30, 2025 was $0.4 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2026 and June 30, 2025 was $0.7 million and $0.5 million, respectively, and has been allocated and recognized within cost of revenue, research and development, and selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods below (in thousands):

	As of June 30, 2026	As of December 31, 2025
Professional expenses	$68	$296
Utilities	36	46
Deferred financing costs	1,410	787
Legal	2	67
Employee compensation	342	131
Other	228	275
Total accrued expenses and other current liabilities	$2,086	$1,602

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

6. Convertible Preferred Stock

The Company has issued Series Seed-1 Preferred Stock, Series Seed-2 Preferred Stock, Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series SA-2 Preferred Stock, and Series X Preferred Stock (collectively the “Preferred Stock”).

During the first half of 2025, the Company issued and sold 1,411,112 shares of Series A-2 Preferred Stock at $7.09 per share for gross proceeds of $10.0 million.

On November 25, 2025 the Company entered into a Series X Preferred Stock Purchase Agreement to issue Series X Preferred Stock with new and existing investors. The initial closing on November 25, 2025 consisted of the issuance and sale of 319,753 shares of Series X Preferred Stock at $24.6883 per share for an aggregate purchase price of $7.9 million. During November and December 2025, the Company completed additional closings for the issuance and sale of 449,361 shares of its Series X preferred stock at $24.6883 per share for an aggregate purchase price of $11.1 million. In January 2026, the Company issued and sold an additional 10,126 shares of its Series X preferred stock, at a price of $24.6883 per share for an aggregate purchase price of $0.3 million.

Preferred Stock consisted of the following as of the periods below:

June 30, 2026
Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Per share Liquidation Preference	Aggregate Liquidation Preference
Series Seed-1	1,536,006	1,536,006	$1.84	$2,827,019
Series Seed-2	1,099,412	1,099,412	$3.67	4,032,973
Series A-1	1,059,058	1,059,058	$5.06	5,362,328
Series A	2,652,734	2,652,734	$6.49	17,219,957
Series SA-2	1,745,625	1,745,625	$5.67	9,896,472
Series A-2	3,184,572	3,184,572	$7.09	22,567,788
Series X	1,012,625	779,240	$24.69	19,238,111
	12,290,032	12,056,647		$81,144,648

December 31, 2025
Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Per share Liquidation Preference	Aggregate Liquidation Preference
Series Seed-1	1,536,006	1,536,006	$1.84	$2,827,019
Series Seed-2	1,099,412	1,099,412	$3.67	4,032,973
Series A-1	1,059,058	1,059,058	$5.06	5,362,328
Series A	2,652,734	2,652,734	$6.49	17,219,957
Series SA-2	1,745,624	1,745,625	$5.67	9,896,472
Series A-2	3,184,572	3,184,572	$7.09	22,567,788
Series X	1,012,265	769,114	$24.69	18,988,117
	12,290,032	12,046,521		$80,894,654

Voting

Each share of Preferred Stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as a single class with the common stock of the Company.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

6. Convertible Preferred Stock (cont.)

Dividends

The holders of Preferred Stock are entitled to noncumulative dividends in preference to any dividend on the common stock when, as, and if declared by the Company’s board of directors and participate pro rata in any dividends paid on the common stock on an as-if-converted basis.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock are also entitled to receive in preference to the holders of the common stock the greater of: a) a per share amount equal to their respective original purchase price plus any dividend declared but unpaid; or b) the amount to be paid on the common stock on an as-if-converted basis (the “Liquidation Amount”). The remaining assets would be distributed to the common stockholders. If the assets to be paid to the holders of Preferred Stock in a liquidation event are insufficient to cover the full Liquidation Amount of each class of Preferred Stock, each class of Preferred Stock would share ratably in the proceeds available for distribution.

Conversion

Each share of Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of common stock as is determined by dividing the original purchase price of preferred stock by the conversion price in effect at the time of conversion for such series of preferred stock. Upon either (a) the closing of the sale of shares of common stock to the public at a price per share of at least $21.2598 in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $40 million of gross proceeds to the Company or (b) at such time when at least 66.67% of the holders of Preferred Stock have specified by vote or written consent, the shares of Preferred Stock are also subject to mandatory conversion into shares of common stock, at the then effective conversion rate. As of June 30, 2026 and December 31, 2025, the conversion ratio for the Preferred Stock was one-to-one, as the conversion rate is based on the initial issuance price. The Company must keep available for issuance such number of common stock necessary to effect such conversion of all outstanding shares of the Preferred Stock.

7. Common Stock

Holders of the Company’s convertible preferred stock and common stock are entitled to one vote per share. The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the Company’s convertible preferred stock.

The Company had reserved shares of common stock for issuance in connection with the following, as of the below periods:

	As of June 30, 2026	As of December 31, 2025
Conversion of Series Seed-1	1,536,006	1,536,006
Conversion of Series Seed-2	1,099,412	1,099,412
Conversion of Series A-1	1,059,058	1,059,058
Conversion of Series A	2,652,734	2,652,734
Conversion of Series SA-2	1,745,625	1,745,625
Conversion of Series A-2	3,184,572	3,184,572
Conversion of Series X	779,240	769,114
Exercise of stock options	3,256,084	3,307,849
Common stock reserved for issuance	15,312,731	15,354,370

8. Stock-Based Compensation

Effective April 3, 2019, the 2019 Equity Incentive Plan (the “Plan”) was established for the purpose of furthering the growth and success of the Company by enabling directors, officers, employees, and consultants to acquire shares of common stock of the Company. The Plan provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards, and other stock-based awards.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

8. Stock-Based Compensation (cont.)

The maximum number of shares authorized for issuance under the Plan is 5,050,895. The number of shares of common stock reserved for issuance under the Plan at any time is the maximum number of shares which may be purchased pursuant to outstanding options at that specific point in time. Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards. As of June 30, 2026, 223,633 shares were available for future grants under the Plan.

The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. For accounting purposes, a retrospective fair value assessment of the common stock was performed for stock option grants to determine the fair value of the Company’s common stock and to calculate stock-based compensation expense. The reassessed values were based, in part, upon third-party valuations of the Company’s common stock prepared as of each grant date on a retrospective basis.

Stock Options

The stock options vest in accordance with specific option agreements and have a ten-year contractual term.

The following table is a summary of activity for stock options for the six months ended June 30, 2026 (in thousands, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	3,307,849	$1.45	6.16	$37,188
Exercised	(49,747)	0.78		$962
Forfeited	(2,018)	1.69
Outstanding as of June 30, 2026	3,256,084	$1.46	5.69	$110,291
Exercisable or vested as of June 30, 2026	1,935,015	$1.28	5.14	$65,887

The aggregate intrinsic value represents the difference between the fair value of the Company’s common stock at the end of the year and the exercise price, multiplied by the quantity of the options.

The 2025 Performance Options will vest in full upon either a change of control event, as defined within the Plan, or in the event of a transaction or series of transaction in which the Company completes a significant combination, acquisition or merger.

Total compensation cost not yet recognized related to unvested stock options was $3.6 million as of June 30, 2026, of which $1.3 million is related to service based awards and is expected to be recognized over a weighted average period of 0.6 years and $2.3 million is related to the performance based awards which will not be recognized until either a change of control event or a transaction or series of transactions in which the Company completes a significant combination, acquisition or merger occurs.

There were no options granted for the three and six months ended June 30, 2026 and 2025.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

8. Stock-Based Compensation (cont.)

Restricted Common Stock Awards

The Company has granted restricted common stock awards with service and performance based vesting conditions to employees of the Company. Unvested shares of restricted common stock may not be sold or transferred by the holder, except for transfers for estate planning purposes in which the transferee agrees to remain bound by all restrictions set forth in the original common stock purchase agreement. These restrictions lapse over the vesting term of each award.

On October 28, 2020, two of the Company’s Founders purchased 485,527 shares of the Company’s common stock at a purchase price of $1.45 per share, under the terms of a restricted stock award granted under the 2019 Plan (the “Founders Awards”). The Founders Awards are to vest in equal monthly installments over four years. In exchange for the shares, the Company received two partial-recourse promissory notes (the “Partial Recourse Notes”) from the Founders, whereby 50% of the unpaid principal balance and accrued interest is collateralized by the Founders’ personal assets with the remaining half of the unpaid principal balance and accrued interest being collateralized by the underlying shares. The Partial Recourse Notes had a total principal amount of $0.7 million, equivalent to the fair value of the awards issued, with an annual interest rate of 0.38%.

The Company has accounted for the Partial Recourse Notes as non-recourse in their entirety. As such, the Partial Recourse Notes received by the Company as consideration for the issuance of the Founders Awards have been considered a stock option for accounting purposes, as the substance is similar to the grant of an option until the note is settled. The fair value of the Founder Awards issued in exchange for the Partial Recourse Notes was estimated on the grant date using the Black-Scholes option pricing model. The exercise price is the principal due on the Partial Recourse Note. In 2024 the Founders Awards fully vested and all related stock-based compensation expense was fully recognized.

In October 2025, the Company granted 329,104 restricted common stock awards to an employee of which 164,552 shares are subject to service based vesting over four years and 164,552 are subject to vesting based on certain performance criteria. Of the 164,552 performance based restricted stock awards, 25% are subject to vesting upon execution of two new commercial contracts and the remaining 75% are subject to vesting upon the completion of certain liquidity events. As of June 30, 2026 and December 31, 2025, one of the performance criteria related to one of the awards has been achieved and the remainder are not deemed probable of being achieved, and as $0.4 million has been recorded as stock-based compensation expense associated with the performance awards. During the six months ended June 30, 2026 the Company recognized $0.2 million of stock based compensation expense associated with the service based portion of the award.

In the first half of 2026, the Company granted 543,488 shares of restricted common stock which contain both performance and service-based vesting conditions, whereby the shares are subject to a four year service-based vesting schedule that does not commence until an exit event, defined as the expiration of the lockup period following an effective initial public offering.

A summary of the activity of the restricted common stock under the Plan during the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	$329,104	$10.60
Granted	543,488	20.41
Vested	(41,138)	10.60
Forfeited	(21,990)	33.90
Unvested as of June 30, 2026	$809,464	$12.82

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$164	$912	$331	$947
Selling, general, and administrative	603	271	768	292
Total stock-based compensation expense	$767	$1,183	$1,099	$1,239

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

9. Leases

The Company leases facilities for its fabrication, lab and office space, and equipment under its various lease agreements.

The Company’s leases include fixed lease payments which may include escalation terms based on a fixed percentage or may vary based on an inflation index or other market adjustments. Escalations resulting from changes in inflation indices and market adjustments, as well as other lease costs that depend on the use of the underlying asset, are not considered lease payments when calculating the lease liability or ROU asset. Instead, such payments are accounted for as variable lease cost when the condition that triggers the variable payment becomes probable. Variable lease cost includes contingent rent payments for office space based on the percentage occupied by the Company in addition to common area charges and other charges that are variable in nature.

Summary of Lease Cost

The components of lease cost under ASC 842 are as follows for the below periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of finance lease right-of-use asset	$19	$90	$52	$146
Interest on finance lease liabilities	12	32	30	64
Operating lease costs:
Lease cost	114	41	227	89
Total lease cost	$145	$163	$309	$299

Supplemental disclosure of cash flow information related to leases is as follows for the below periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$42	$53	$90
Operating cash flows from finance leases	$12	$32	$30	$64
Financing cash flows from finance leases	$223	$126	$298	$241

The weighted-average remaining lease term and discount rate were as follows for the below periods:

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease term
Finance leases	1.8 years	3.3 years
Operating leases	9.6 years	0.8 years
Weighted-average discount rate
Finance leases	13.9%	11.8%
Operating leases	15.3%	10.3%

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

9. Leases (cont.)

The following table summarizes the minimum lease payments of the Company’s operating and finance lease liabilities as of June 30, 2026 (in thousands):

	Operating	Finance
Remaining in 2026	$(122)	$88
2027	369	176
2028	380	152
2029	391	—
2030	403	—
Thereafter	2,359	—
Total future minimum lease payments	$3,780	$416
Less: tenant improvement allowance	—	—
Less: imputed interest	(2,028)	(52)
Present value of lease liability	1,752	364

In December 2024, the Company executed a 3-year lease of equipment expecting to commence in 2026 with expected future payments of approximately $1.3 million. As of June 30, 2026, the lease has not yet commenced.

10. Income Taxes

For the three and six months ended June 30, 2026, the income tax provision recorded was $0.1 million, and for the three months and six months ended June 30, 2025, the income tax provision was de minimis and not recorded. The tax provision is primarily attributed to the uncertain tax position recorded in the foreign UK subsidiary.

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. The Company recorded a full valuation allowance as of June 30, 2026 and December 31, 2025. The Company expects that income tax expense will be due to operations in profitable foreign subsidiaries and its uncertain tax position.

11. Net Loss per Share

The following table sets forth the computation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net loss per share
Numerator
Net loss	$(4,738)	$(3,570)	$(9,610)	$(5,645)
Numerator for basic and diluted net loss per share	$(4,738)	$(3,570)	$(9,610)	$(5,645)

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

11. Net Loss per Share (cont.)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Denominator
Weighted average common shares outstanding	10,697,159	10,620,333	10,684,069	10,613,166
Denominator for basic and diluted loss per share	10,697,159	10,620,333	10,684,069	10,613,166

Net loss per share
Basic and diluted	$(0.44)	$(0.34)	$(0.90)	$(0.53)

The Company’s convertible preferred stock are participating securities, which requires the application of the two-class method to calculate basic and diluted earnings per share. The two-class method does not apply during periods of net loss since preferred stockholders are not contractually obligated to share in net losses of the Company. Accordingly, no allocation of net loss was made to preferred stockholders during the three and six months ended June 30, 2026 and 2025.

The Company’s potentially dilutive securities, which include convertible preferred stock and stock options to purchase common stock, have been excluded from the computations of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Series Seed-1 (as converted to common stock)	1,536,006	1,536,006
Series Seed-2 (as converted to common stock)	1,099,412	1,099,412
Series A-1 (as converted to common stock)	1,059,058	1,059,058
Series A (as converted to common stock)	2,652,734	2,652,734
Series SA-2 (as converted to common stock)	1,745,625	1,745,625
Series A-2 (as converted to common stock)	3,184,572	3,184,572
Series X (as converted to common stock)	779,240	—
Stock options to purchase common stock	3,256,084	3,362,773
Unvested restricted common stock	809,464	—
	16,122,195	14,640,180

12. 401K Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees (the “401k Plan”). Participants can make voluntary contributions subject to certain Internal Revenue Code limitations. The Company matches 100% of each employee’s contributions up to 4% of an individual’s compensation or the limits set by the Internal Revenue Service. The Company’s contributions to the 401k Plan were $0.1 million for each of the three months ended June 30, 2026 and 2025. The Company’s contributions to the 401k Plan were $0.2 million for each of the six months ended June 30, 2026 and 2025, which is allocated and recognized within cost of revenue, research and development and selling, general and administrative of the condensed consolidated statements of operations and comprehensive loss.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

13. Related-Party Transactions

Partial Recourse Notes from the Founders

On October 28, 2020, the Company entered into the Partial Recourse Notes with two of the Company’s Founders for an amount of $0.7, million, which was used to allow the Founders to purchase 485,527 shares of common stock granted in the form of a restricted stock award under the 2019 Plan. The Partial Recourse Notes have a stated interest rate of 0.38%, which is compounded annually, and matures upon the earlier of (i) the ninth anniversary from the date of the Partial Recourse Notes; (ii) a continuation of default for more than thirty days; (iii) the sale, transfer, or disposition of the shares; and (iv) a change in control of the Company. Further, the principal and accrued but unpaid interest of the Promissory Note is to be repaid prior to the Company becoming an issuer within the meaning of the Sarbanes-Oxley Act of 2022. As of June 30, 2026, the entire amount of the Partial Recourse Notes remained outstanding. See Note 8.

14. Commitments and Contingencies

Leases

The Company’s non-cancellable lease commitments are described in Note 9.

Legal Proceedings

The Company may, from time to time, become involved in ordinary and routine litigation incidental to its business. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages and, in such event, could result in a material impact on the Company’s consolidated financial position, results of operations or cash flows for the period in which the ruling occurs. The Company is not currently aware of any indemnification or other claims and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

15. Segment Reporting

The Company operates and tracks its results in one reportable segment. The Company’s CODM is its Chief Executive Officer. The CODM utilizes financial information presented on a consolidated basis to assess performance and to make key operating decisions such as the determination of resource allocations. The CODM also utilizes the Company’s consolidated long-range plan, which includes product development roadmaps and long-range consolidated financial models, as a key input to resource allocation, and monitors budget versus actual results using consolidated total income (loss) from operations. The CODM reviews consolidated measures of financial results with consolidated total income (loss) from operations as the primary measure of segment performance. The CODM does not review any measures of financial results beyond what is presented in the accompanying condensed consolidated statements of operations and comprehensive loss.

SEEQC, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

15. Segment Reporting (cont.)

Significant expenses within income (loss) from operations include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations. The Company’s long-lived assets consist primarily of property, plant and equipment, net and right-of-use assets.

The Company’s geographic information of revenue and long-lived assets is as follows:

	Revenue		Revenue		Long-Lived Assets
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2026	2025	2025	2025	2026	2025
United States	$937	$472	$1,793	$1,114	$6,602	$5,583
United Kingdom	—	—	—	336	193	367
Italy	—	—	—	—	353	531
Total	$937	$472	$1,793	$1,450	$7,147	$6,481

16. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued, and determined there were no subsequent events reportable except as noted below.

On August 25, 2026, the Company entered into the Settlement, Termination and Release Agreement (the “Settlement Agreement”) with Allegro Merger Corp., a Delaware corporation (“Allegro”) , SEEQC Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) and certain stockholders of Allegro pursuant to which the Company terminated the Agreement and Plan of Merger, dated January 16, 2026, by and among the Company, Allegro and Merger Sub (the “Merger Agreement”). Pursuant to the Settlement Agreement, if the Company consummates a “Trigger Event” (as defined in the Settlement Agreement, and generally covering certain equity financing and business combination transactions), the Company has agreed to (i) remit to Allegro up to $2.0 million for documented, reasonable third-party transaction expenses actually incurred by Allegro and (ii) issue shares of the Company’s common stock equal to $6.0 million in the aggregate based on a $1.3 billion pre-money valuation of the Company following the expiration of the lock-up restrictions applicable to the Company’s stockholders in connection with its initial public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes and the other financial information appearing elsewhere in this report, as well as the other financial information we file with the SEC from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We were formed to address the central challenge of realizing the significant commercial potential of quantum computing: building scalable systems capable of fault-tolerant operation. Our chip-based solutions represent a digital infrastructure layer within the quantum computing value chain, designed to enable hardware developers and integrators across multiple qubit modalities to advance their systems toward scalable, fault-tolerant architectures. Our technology tightly integrates quantum and classical computing environments. We are headquartered in Elmsford, New York, and have subsidiaries located in the United Kingdom and Italy.

We were incorporated in 2018 by Hypres, Inc. (“Hypres” or the “Former Parent”), a leading developer of superconductor electronics. On April 22, 2019 (the “Effective Date”), we entered into an asset transfer agreement (or the “ATA Agreement”) with Hypres, pursuant to which to which Hypres agreed to transfer and assign to us certain intellectual property and other related assets in connection with the issuance of 6,400,000 shares of our common stock, par value $0.0001 per share, which was distributed to Hypres stockholders and warrant holders on a pro rata basis according to the fair value of the equity held in Hypres (the “Asset Transfer”). We determined that the Asset Transfer represented a transaction between entities under common control. As a result, the assets and liabilities were transferred from Hypres to us at Hypres’ carrying amounts on the Effective Date. As part of the ATA Agreement, we acquired $0.3 million of fixed assets and assumed a liability of $0.4 million due to Hypres for organizational expenses incurred as part of the formation of the Company.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities related to our quantum computing technologies, raising capital and providing general and administrative support for these operations. To date, we have funded our operations primarily through the issuance and sale of our convertible preferred stock, convertible notes, and common stock, receiving gross proceeds of $80.8 million.

We have incurred significant operating losses since inception. Our net loss was $12.2 million for the year ended December 31, 2025, and $9.6 million for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $65.3 million and $55.7 million, respectively. As a result, we will need substantial additional funding to support our continuing operations, fund our product development plans, and fund our capital expenditure requirements. Until such time as we can achieve profitability, we expect to finance our operations through the sale of equity, debt financings, other capital sources, or a combination thereof.

On August 25, 2026, we entered into the Settlement Agreement with Allegro, SEEQC Merger Sub, Inc. and certain stockholders of Allegro pursuant to which we terminated the Merger Agreement. Pursuant to the Settlement Agreement, if the Company consummates a “Trigger Event” (as defined in the Settlement Agreement, and generally covering certain equity financing and business combination transactions), the Company has agreed to (i) remit to Allegro up to $2.0 million for documented, reasonable third-party transaction expenses actually incurred by Allegro and (ii) issue shares of our common stock equal to $6.0 million in the aggregate based on a $1.3 billion pre-money valuation of the Company following the expiration of the lock-up restrictions applicable to our stockholders in connection with our proposed initial public offering.

Immediately prior to the closing of our proposed initial public offering, all outstanding shares of our preferred stock, par value $0.0001 per share (“preferred stock”), will be mandatorily converted into shares of our common stock, in accordance with our Certificate of Incorporation in effect immediately before such closing (the “Preferred Stock Conversion”). In addition, prior to such closing and pursuant to our Certificate of Incorporation, the outstanding shares of common stock will be split, such that the holders of common stock, as determined immediately following the Preferred Stock Conversion but prior to such closing, will hold, in the aggregate,             shares of common stock (the “Stock Split”), less the number of shares of common stock issuable upon exercise, exchange or conversion of our options (the “Options”) (after taking into account any adjustments to such securities as a result of the Preferred Stock Conversion or the Stock Split).

As of June 30, 2026, we had cash and cash equivalents of $18.1 million. See “— Liquidity and Capital Resources.”

Key Components of Results of Operations

Revenue

We derive revenue from contracts associated with quantum computing research and development projects and custom chip fabrication projects for commercial entities and the U.S. government and its various agencies (either directly or as a sub-contractor). Our contracts are under fixed-price or cost-reimbursable-plus-fee contractual arrangements. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer and is the unit of accounting under ASC 606. Each contract is evaluated to identify performance obligations and the contract’s transaction price is allocated to each distinct performance obligation. Generally our contracts contain a single performance obligation. If there are multiple performance obligations in a contract, the transaction price is allocated to each performance obligation based on its stand-alone selling price. Revenue is recognized when, or as, the performance obligation is satisfied and control of the goods and services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Our revenue from custom chip fabrication is generally recognized at a point in time upon delivery to and acceptance from the customer and revenue from our research and development contracts is generally recognized over time as the services are performed.

Revenue derived from the U.S. government and its various agencies was $0.9 million for the three months ended June 30, 2026, and $0.5 million for the three months ended June 30, 2025. Revenue derived from the United Kingdom governments and its various agencies was zero for the three months ended June 30, 2026 and 2025. Revenue derived from the U.S. government and its various agencies was $1.8 million for the six months ended June 30, 2026, and $1.1 million for the six months ended June 30, 2025. Revenue derived from the United Kingdom governments and its various agencies was zero for the six months ended June 30, 2026, and $0.3 million for the six months ended June 30, 2025.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue primarily consists of all direct and indirect costs associated with our chip foundry and fabrication services, as well as our research and development revenue contracts. Direct costs include materials, employee costs for labor and expenses associated with the delivery of goods and services to customers, and sub-contractor and consulting costs for work performed by third parties associated with fulfilling customer contracts. Cost of revenue also includes indirect costs associated with an allocation of facility costs, utilities expense, and depreciation expense associated with the use of our fabrication lab and equipment, and other employee costs that relate to the delivery of goods and services to customers.

Research and Development

Costs incurred for our independent research and development (“IRD”) to develop our digital quantum computing system on a chip, are expensed as incurred, pursuant to ASC 730, Research and Development. IRD costs include direct expenses such as materials, employee cost for labor and expenses associated with our IRD projects, and sub-contractor and consulting costs for work performed by third parties associated with our IRD projects. IRD costs also include indirect costs associated with employee stock-based compensation, allocation of facility costs, utilities expense, and depreciation expense associated with the use of our fabrication lab and equipment for our IRD projects, and other employee costs associated with our IRD projects.

Selling, General, and Administrative

Selling, general, and administrative expenses include employee salaries and employee related costs, including stock-based compensation, legal fees, professional service fees, and an allocation of facility costs, utilities expense, and depreciation expense to support our selling, general and administrative activities. We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we are able to successfully commercialize our quantum computing system on a chip, expand our service offerings and customer base, and implement new marketing strategies.

Grant Income

Grant income is derived primarily from an arrangement with a United Kingdom government agency and an arrangement with a European Union government agency. The grants provide payments for certain types of expenditures in return for research and development activities over a contractually defined period. Grants awarded to us for research and development are outside the scope of ASC 606 and are accounted for under ASC 832, Government Assistance. We recognize grant income as reimbursable grant costs are incurred up to pre-approved award limits within a given budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

Other Expense (Income)

Other expense (income) consists of interest income earned on our cash balances held in interest bearing accounts, interest expense associated with our finance leases, and other expense and income, primarily associated with foreign currency gains and losses.

Income tax expense

Income tax expense consists of United States federal and state income taxes in jurisdictions in which we conduct business and foreign income taxes related to our United Kingdom and Italy subsidiaries. The provision for income taxes is based on our taxable income. We recorded a full valuation allowance of our deferred tax asset position as of June 30, 2026, as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Revenue	$937	$472	$465
Operating costs and expenses:
Cost of revenue	609	426	183
Research and development	2,595	2,845	(250)
Selling, general and administrative	3,108	1,512	1,596
Grant income	(574)	(683)	(109)
Total operating costs and expenses	5,738	4,100	1,638
Loss from operations	$(4,801)	$(3,628)	$(1,173)
Other expenses (income):
Interest income	(126)	(108)	18
Finance leases interest expense	12	28	(16)
Other expense (income), net	-	22	(22)
Loss before income tax expense	$(4,687)	$(3,570)	$(1,117)
Income tax expense	50	-	50
Net loss	$(4,737)	$(3,570)	$(1,167)

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Revenue	$1,793	$1,450	$343
Operating costs and expenses:
Cost of revenue	1,207	1,288	(81)
Research and development	4,837	4,678	159
Selling, general and administrative	6,175	2,369	3,806
Grant income	(648)	(1,100)	(452)
Total operating costs and expenses	11,572	7,234	4,338
Loss from operations	$(9,778)	$(5,785)	$(3,994)
Other expenses (income):
Interest income	(282)	(213)	69
Finance leases interest expense	35	57	(22)
Other expense (income), net	-	16	(16)
Loss before income tax expense	$(9,531)	$(5,645)	(3,886)
Income tax expense	79	-	79
Net loss	$(9,610)	$(5,645)	$(3,965)

Revenue

Revenue from contracts with customers increased by $0.4 million from $0.5 million for the three months ended June 30, 2025 to $0.9 million for the three months ended June 30, 2026. Revenue from contracts with customers increased by $0.3 million from $1.5 million for the six months ended June 30, 2025 to $1.8 million for the six months ended June 30, 2026. The increase is primarily driven by reflecting timing differences in milestone achievement across proof-of-concept and foundry programs, rather than a change in the underlying project portfolio.

Cost of Revenue

Cost of revenue increased by $0.2 million between the three months ended June 30, 2025 and 2026. Cost of revenue decreased by $0.1 million between the six months ended June 30, 2025 and 2026. Both the increase in cost of revenue in 2026 and decrease in cost of revenues in 2025 is not considered to be a significant change, and is driven by the labor and materials cost associated with milestone achievement.

Research and Development Expenses

Research and development expenses decreased by $0.3 million from $2.8 million for the three months ended June 30, 2025 to $2.6 million for the three months ended June 30, 2026. The decrease of $0.3 million in research and development expense was primarily attributable to lower share-based compensation costs in the second quarter of 2026 as compared to 2025.

Research and development expenses increased by $0.2 million from $4.7 million for the six months ended June 30, 2025 to $4.8 million for the six months ended June 30, 2026. The increase of $0.2 million in research and development expense was primarily attributable to increased internal development activity, including higher personnel costs and continued investment in core technology programs, offset by lower stock-based compensation expense.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million from $1.5 million for the three months ended June 30, 2025 to $3.1 million for the three months ended June 30, 2026. Selling, general and administrative expenses increased by $3.8 million from $2.4 million for the six months ended June 30, 2025 to $6.2 million for the six months ended June 30, 2026. The increases for the three and six months ended June 30, 2026 were primarily attributable to increased professional fees of $0.8 million and $1.4 million, respectively, due to increased consulting, legal, and audit and accounting costs incurred in connection with the planned initial public offering/qualified financing, as well as an increase in stock-based compensation expense of $0.3 million and $0.5 million, for the three and six months ended June 30, 2026, primarily related to the vesting of certain restricted stock awards. An additional $0.3 million and $0.6 million of the increase relates to allocations associated with miscellaneous payroll type expenses, depreciation, and other facilities charges for the three and six months ended June 30, 2026, respectively.

Grant Income

Grant income decreased from $0.7 million for the three months ended June 30, 2025 to $0.6 million for the three months ended June 30, 2026. Grant income decreased from $1.1 million for the six months ended June 30, 2025 to $0.6 million for the six months ended June 30, 2026. The timing and amounts of grant income recognized in any given period will vary based on the number of projects which the Company has applied and been awarded grant funding for.

Other Expense (income)

Other expense (income) remained consistent at less than $0.1 million from the three and six months ended June 30, 2025 and de minimis for the three and six months ended June 30, 2026, and constitutes interest earned in interest-bearing cash accounts.

Income tax provision

Income tax provision was $0.1 million for the three and six months ended June 30, 2026 and de minimis for the three and six months ended June 30, 2025, and relates to income tax expense associated with uncertain tax positions for our U.K. foreign subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred net operating losses and negative cash flows from operations. During the six months ended June 30, 2026 and 2025, we incurred net losses of $9.6 million and $5.6 million, respectively. As of June 30, 2026, we had cash and cash equivalents of $18.1 million and an accumulated deficit of $65.3 million.

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have incurred net losses and negative operating cash flows for the year ended December 31, 2025 and the six months ended June 30, 2026. We currently do not have sufficient resources to meet obligations and sustain operations for the twelve month period following the issuance of these unaudited condensed consolidated financial statements, which raises substantial doubt about our ability to continue as a going concern.

Our plans include obtaining additional equity financing from new investors, such as an initial public offering, to meet our ongoing business objectives and our working capital and capital expenditure needs for at least the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. We will ultimately need to obtain additional equity financing to support our operations. However, additional funds may not be available on terms favorable to us or at all. Should we be unable to obtain adequate financing in the near term, our business, results of operations, liquidity and financial condition would be materially and negatively affected. There is no assurance that additional financing will be available when needed or that our management will be able to obtain financing on terms acceptable to us.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our cash flow for the six months ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(7,646)	$(3,805)
Net cash used in investing activities	(1,410)	(359)
Net cash (used in) provided by financing activities	(1,223)	9,916
Effect of exchange rate changes on cash	428	104
Net (decrease) increase in cash and cash equivalents	$(9,851)	$5,856

Cash Flows Used in Operating Activities

Net cash used in operating activities was $7.6 million for the six months ended June 30, 2026, consisting primarily of our net loss of $9.6 million. This was partially offset by adjustments to reconcile net loss to net cash used in operating activities of $1.7 million, which primarily consisted of $1.1 million of stock-based compensation expense and $0.7 million of depreciation expense. The net loss was also partially offset by changes in operating assets and liabilities, primarily as related to changes in accrued expenses and other current liabilities and accounts payable.

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2025, consisting primarily of our net loss of $5.6 million. This was partially offset by adjustments to reconcile net loss to net cash used in operating activities totaling $1.9 million, primarily consisting of $1.2 million of stock-based compensation expense and $0.5 million of depreciation expense. The net loss was also partially offset by changes in operating assets and liabilities, primarily as related to changes in accounts receivable and prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, consisting of purchases of property and equipment. The increase in 2026 reflects higher capital expenditures to support the growth of our operations, including investments in equipment for our new leased facility that commenced in 2025.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2026, consisting primarily of payment of deferred offering costs of $1.2 million and payments on finance leases of $0.3 million, partially offset by proceeds received from the issuance of our Series X preferred stock of $0.3 million.

Net cash provided by financing activities was $9.9 million for the six months ended June 30, 2025, consisting primarily of proceeds received from the issuance of our Series A-2 preferred stock.

Future Funding Requirements

Our primary use of cash is to fund our research and development activities and business operations, which consist primarily of employee-related costs such as salaries and benefits; materials and components for our quantum computing customer contracts and research and development; working capital requirements; capital expenditures and lease obligations for our fabrication, testing and lab facilities and equipment; and anticipated costs to scale our operations in the future and operate as a public company. We will require significant cash for expenditures as we invest in our ongoing quantum research and development and business operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our business and our limited operation history, we are unable to estimate the exact amount of our working capital requirements. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Lease Obligations

We lease facilities for our fabrication, lab and office space, and we also lease equipment for use in our operations. We have both operating and financing leases. Our leases include fixed lease payments which may include escalation terms based on a fixed percentage or may vary based on an inflation index or other market adjustments. As of June 30, 2026, future minimum payments under our operating leases are $3.8 million and future minimum payments under our finance leases are $0.4 million. Additionally, as of June 30, 2026 we have total estimated lease payments of $1.3 million under a 3-year lease of equipment which has not yet commenced.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include, but are not limited to, determination of the fair value of stock-based compensation.

We evaluate estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjust when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific way we apply those principles. While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2025 included in the Prospectus, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Stock-Based Compensation

We account for stock-based compensation to employees and non-employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, Compensation — Stock Compensation (“ASC 718”). Stock-based compensation expense relates to equity awards issued to our employees and non-employees under our 2019 Equity Incentive Plan, including stock options and restricted stock awards with both service and performance-based vesting conditions.

We measure and record compensation expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period, which generally represents the vesting period during which an employee provides service in exchange for the award. Compensation expense for awards to non-employees is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. Stock-based compensation expense for service-only based awards is recognized on a straight-line basis. Stock-based compensation expense for awards with both performance and service-based vesting conditions is recognized over the requisite service period using an accelerated attribution method, once the performance conditions are considered probable of being achieved, using our best estimates. We account for forfeitures as they occur. For awards forfeited before completion of the requisite service period, previously recognized compensation expense is reversed in the period the award is forfeited.

The fair value of each restricted stock award granted is measured on the date of grant at the estimated fair value of the common stock. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions. We calculate the fair value using the following assumptions:

Expected Volatility — We estimate volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term — The expected term of our options represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, we have elected to estimate its expected term by using the midpoint between the requisite service period and the contractual term.

Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is approximately equal to the options’ expected term at grant date.

Dividend Yield — We have not declared or paid dividends to date and do not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Because we are privately held and there has historically been no public market for our stock, the fair value of our equity is determined by the Board of Directors, with inputs from management, considering third-party valuations of our common stock as well as the Board of Directors’ assessment of additional objective and subjective factors that it believes are relevant. These third-party valuations are performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. The fair value of our common stock has historically been determined using a market approach to calculate our enterprise equity value. This value was then allocated towards our various securities of its capital structure using an option pricing method, or OPM, based on the order of the superiority of the rights and preferences of the various securities relative to one another. Significant assumptions used in the OPM to determine the fair value of common stocks include volatility, discount for lack of marketability, and the expected timing of a future liquidity event such as an initial public offering, or sale of our Company in light of prevailing market conditions. In the course of preparing our financial statements for the three and six months ended June 30, 2026 and 2025 and years ended December 31, 2025 and 2024, we performed fair value assessments of equity awards granted during the period, solely for accounting purposes. We used the fair values of our common stock from our retrospective fair value assessments to determine the fair value of the equity awards granted and to calculate our stock-based compensation expense recorded in our financial statements. These reassessed values were based, in part, upon third-party valuations of our common stock that were prepared on a retrospective basis, and used a market approach to estimate our enterprise value. In order to allocate value to the common stock the hybrid method was used. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of the future value of our common stock, assuming various outcomes. The value of a share of common stock is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. In each case, a discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

These third-party valuations were performed at various dates, resulting in a fair value of our common stock of $3.83 per share as of April 2, 2025, $12.69 per share as of December 8, 2025, $19.49 as of January 16, 2026, and $35.33 as of May 26, 2026. Given the absence of a public trading market, our Board, with input from management, considered the results of these third-party valuations in addition to numerous objective and subjective factors to determine the fair value of common stock.

The factors included, but were not limited to:

●	the prices at which we sold our Series A-2 and Series X convertible preferred stock to new and existing investors during the year ended December 31, 2025 and the six months ended June 30, 2026, and the rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant;

●	the terms of the previously contemplated Merger Agreement, including the price per share at which shares would have been issued and sold in the contemplated PIPE financing, and the likelihood at such time of completing the Merger;

●	our ability to raise future financings and the lack of liquidity of our equity as a private company;

●	our stage of development and business strategy and the material risks related to our business and industry;

●	the valuation of publicly traded companies in the quantum industry, as well as recently completed mergers and acquisitions of peer companies and the analysis of initial public offerings and the market performance of similar companies in the quantum industry;

●	any external market conditions affecting the quantum industry and trends within the quantum industry; and

●	the likelihood of achieving a liquidity event for the holders of our convertible preferred stock and holders of our common stock, such as an initial public offering, or a sale of our company, given prevailing market conditions.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment and these valuations are sensitive to changes in the unobservable inputs. As a result, if we had used different assumptions or estimates, or if there are changes to the unobservable inputs, the fair value of our common stock and stock-based compensation expense could have been materially different

Our stock-based compensation expense is recorded in general and administrative and research and development expenses in our consolidated statements of operations and comprehensive loss.

The following table summarizes by grant date the number of shares subject to awards granted under our equity incentive plan through June 30, 2026, the per share exercise price of the awards or purchase price of the common stock awards and weighted average grant date fair value on each grant date:

Grant Date	Number of Common Shares Subject to Grant	Weighted Average Exercise Price Per Share	Estimated Fair Value per Common Share at Grant Date	Weighted Average Grant Date Fair Value	Award Type
April 9, 2025	1,869,600	$1.72	$3.83	$2.84	Option
July 15, 2025	79,686	$1.19	$3.83	$3.08	Option
October 10, 2025	329,104	N/A	$10.60	$10.60	Restricted Stock
January 14, 2026	278,000	N/A	$12.69	$12.69	Restricted Stock	*
February 20, 2026	114,488	N/A	$19.49	$19.49	Restricted Stock	*
May 26, 2026	151,000	N/A	$35.33	$35.33	Restricted Stock	*

*	The restricted stock awards granted in 2026 are subject to a performance condition prior to commencement of service-based vesting, whereby the service-based vesting of the award does not begin until a qualifying exit event, which is the expiration of the lockup period following the effectiveness of the initial public offering.

Recently Adopted Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and disclosed above, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are otherwise applicable to other public companies. These provisions include: (i) being permitted to provide only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) reduced disclosure obligations regarding executive compensation; (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved; and (v) exemptions from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We may adopt the new or revised standard whenever such early adoption is permitted for certain standards. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of the fiscal year following the fifth anniversary of the completion of this offering, (b) the last date of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii)(a) our annual revenue is less than $100.0 million during the most recently completed fiscal year, and (b) the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

In connection with preparing our audited consolidated financial statements for the years ended December 31, 2025 and 2024, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses identified in our internal controls related to (i) lack of formal policies, procedures and controls related to the design of internal controls over financial reporting including risk assessment and control activities for certain key financial reporting processes; (ii) general information technology controls that were not designed appropriately (access and system changes); and (iii) lack of sufficient accounting and finance personnel to perform appropriate segregation of duties in the preparation and review of key control activities.

As discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation In Progress

We are implementing near-term measures designed to improve our internal control over financial reporting and remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and, engaging financial consultants to assist in the design and implementation of internal control over financial reporting and improving segregation of duties among accounting and finance personnel in the preparation and review of key control activities. We are also reviewing and improving the design of our general information technology controls including managing user access and privileged access, managing changes in the information systems and segregation of duties.

The actions that we are taking are subject to ongoing review by our management, including our Chief Executive Officer and Chief Financial Officer, as well as oversight by our audit committee once established. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate our material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our risk factors are set forth in the Prospectus and incorporated herein by reference, and there have been no material changes to such risk factors, other than as related to going concern, whereby management has concluded that there is substantial doubt about our ability to continue as a going concern, which may materially and adversely affect our ability to raise capital, our stock price and our business. You should carefully consider the risks and uncertainties we describe in the Prospectus, together with all other information in this report, including our unaudited condensed financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, before investing in our common stock. Any of the risk factors we describe in the Prospectus could adversely affect our business, financial condition, results of operations or prospects. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, we had the following unregistered securities transactions:

1.	We granted restricted stock unit awards to purchase an aggregate of 151,000 shares of our common stock to certain of our employees and consultants in connection with services provided to us by such persons.

2.	We issued an aggregate of 49,737 shares of our common stock to our employees and consultants upon their exercise of stock options, for aggregate cash consideration of approximately $38,905.06.

The issuances of the securities described above were exempt from registration pursuant to Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

(a)	Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/ Furnished with this
Exhibit	Description Form	Form	File No.	Exhibit	Filing Date	Report

2.1†	Agreement and Plan of Merger, dated as of January 16, 2026, by and among the Company, SEEQC Merger Sub, Inc. and Allegro Merger Corp.	S-4	333-296251	2.1	6/17/2026
2.2	Settlement, Termination and Release Agreement, dated as of August 25, 2026, by and among SEEQC, Merger Sub and Allegro					X
3.1	Amended and Restated Certificate of Incorporation	S-4	333-296251	3.1	6/17/2026
3.2	Amended and Restated Bylaws, as amended	S-4	333-296251	3.2	6/17/2026
10.1	2019 Equity Incentive Plan	S-4	333-296251	10.6	6/17/2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).					X

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeeQC, Inc.

Date: August 28, 2026	/s/ John Levy
	Name:	John Levy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 28, 2026	/s/ Raja Bal
	Name:	Raja Bal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

